Form 10-Q
period 1995-08-31
PHC INC
filed 1995-10-13
CIK 225759

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarter ended August 31, 1995 Commission File No. 0-8559


                           P.H.C., INC.
_________________________________________________________________
      (Exact name of registrant as specified in its Charter)


          Minnesota                          41-0843021
________________________________        __________________
(State or Other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization           Identification No.)


   301 City Avenue
   Bala Cynwyd, Pennsylvania                 19004
________________________________        __________________
(Address of Principal Executive              (Zip Code)
Offices)


Registrant's telephone number,
including area code:          (610) 667-8225
                              _________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.


                    Yes    X            No
                       _________             _______

Indicated the number of shares outstanding of each of the Registrant's classes of common stock as of the close of the period covered by this report.

                 Common stock:  2,295,788 shares

Part 1.   Financial Information
          _____________________

Item 1.  Financial Statements

                           P.H.C., INC.

                          BALANCE SHEETS

                                         August 31,        May 31,
                                            1995            1995
                                       ____________      _________
                                         (Unaudited)

ASSETS

Cash                                      $     674          $ 674

Prepaid income taxes                             83             83

Due from officer/director (Note 2)          840,350        846,459
                                           ________      _________

                                           $841,107       $847,246
                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Due to affiliate (Note 3)                    $5,505         $5,505

Distribution payable (Note 5)               106,696        106,696

Accrued expenses                              8,355         13,936
                                           ________        _______

                                            120,586        126,137
                                           ________        _______

Shareholders' equity (Note 5):
   Common stock, $.10 par; authorized
   5,000,000 shares; issued and
   outstanding 2,295,788 shares             229,578        229,578

Additional paid in capital                  520,472        520,472

Deficit                                     (29,524)       (28,941)
                                          _________       ________

                                            720,521        721,109
                                          _________       ________

                                           $841,107       $847,246
                                          =========       ========

                See notes to financial statements.

                           P.H.C., INC.

               STATEMENT OF OPERATIONS AND DEFICIT

                           (UNAUDITED)

                                                   Three months ended
                                                     August 31,
                                                   __________________

                                              1995           1994
                                           ________      _________

Revenue, interest income
(Note 2)                                   $ 16,107      $ 15,184

General and administrative
expenses (Notes 3 and 4)                     16,695         11,345
                                           ________      _________

Income (loss) before income
taxes                                          (588)         3,839
Income taxes (Note 6)                            -              -
                                           ________      _________

Net income (loss)                              (588)         3,839
Deficit, beginning                          (28,941)       (28,794)
                                           ________      _________
Deficit, ending                            ($29,529)      ($24,955)
                                           ========      =========

Earnings per share                               $0             $0
                                           ========      =========
Weighted average number of
shares outstanding                        2,295,788      2,295,788
                                          =========      =========

                See notes to financial statements.

                           P.H.C., INC.

                     STATEMENT OF CASH FLOWS

                   Increase (decrease) in cash

                           (Unaudited)

                                            Three months ended
                                                 August 31,
                                            __________________

                                                 1995          1994
                                               ______        ______

Cash flows from operating activities:
  Net income (loss)                          $   (588)      $ 3,839
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
     (Increase)Decrease in accrued
      expenses                                 (5,551)        2,271
                                             ________      ________

Net cash provided by (used in)
operating activities                           (6,139)        6,110
                                             ________      ________

Cash flows from investing activities:
  Net cash used in investing
  activities, advances to (from) officer/
  director, net                                 6,139        (5,678)
                                             ________      ________

Cash flows from financing activities:
  Net cash used in financing activities,
  distributions paid                                -          (400)
                                             ________      ________
Net increase (decrease) in cash                     0            32

Cash, beginning of period                         674           253
                                             ________      ________

Cash, end of period                         $     674     $     285
                                             ========      ========

                See notes to financial statements.

                           P.H.C., INC.

                  NOTES TO FINANCIAL STATEMENTS

               NINE MONTHS ENDED FEBRUARY 28, 1995

                           (Unaudited)


1. Business activity and summary of significant accounting policies:

     Business activity:

     The company presently conducts no business; its only income consists of interest from advances to an officer/shareholder.

     Cash equivalents:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

     Earnings per share:

     Earnings per share are computed on the weighted average number of common shares outstanding during each year
     (2,295,788 shares in 1995 and 1994).

     Presentation of financial statements:

     Except for the balance sheet as of May 31, 1995, the finan-cial information furnished herein has not been audited by independent accountants; it reflects, however, all adjust-ments (consisting principally of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations and cash flows for the dates and periods noted.


2.   Due from officer/director:

     There are no formal repayment terms and the advances bear interest at the prime rate (9% at August 31, 1995).
     Interest income relating to these advances was $16,106 and $15,184 for the three months ended August 31, 1995 and 1994, respectively.


3.   Due to affiliate:

     There are no formal repayment terms and the advance bears interest at the prime rate (9% at August 31, 1995).
     Interest expense relating to these advances was $124 and $97 for the three months ended August 31 1995 and 1994, respectively.


4.   Related party transactions:

     Management and consulting fees are provided for services rendered by an officer/shareholder/director and firms deemed to be related parties of the Company as compensation for services to maintain the corporate books and records, investigate business opportunities for the Company, and to reimburse for expenses incurred in connection therewith. Management and consulting fees charged to operations were $15,000 and $7,500 for the three months ended August 31, 1995 and 1994, respectively.


5.   Distribution on common stock:

     The board of directors declared a partial liquidating dis-tribution of $1 per common share to all shareholders of record as of July 27, 1990.

     As of August 31, 1995, $106,696 of the distribution has not been claimed by the recipient shareholders.


6.   Income taxes:

     Effective June 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a change from the deferred to an asset/liability method of computing deferred income taxes. This change did not have a material effect on the Company's financial position or results of operations.

     The Company utilized a net operating loss carry forward of approximately $14,000, resulting in a tax benefit of approximately $6,800 in 1994.

     The Company has available at August 31, 1995, unused operating loss carry forwards of approximately $14,000 and $30,300 which may be used against future Federal and state taxable income, respectively, expiring in 2007. The deferred tax asset and 100% valuation allowance related to these carry forwards are not material.

     The Company is classified as a personal holding company for each year presented and is subject to a Federal tax on its undistributed earnings, in addition to any other income taxes payable. The personal holding company tax rates were 39.6% for the three months ended August 31, 1995 and 28% for all previous years. The personal holding company tax accounts for substantially all of the difference between the actual tax benefit for 1994 and the tax benefit computed by applying the statutory rate of 15% attributable to the Company.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          _________________________________________________

          The following discussion addresses the financial condition and results of operations of the Company as of August 31, 1995, and for the quarter then ended compared with the same period in the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis Section included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 to which the reader is directed for additional information.

          During the first quarter ended August 31, 1995, the Company remained non-operating with substantially all its assets consisting of a loan receivable from the Company's president and majority shareholder. The Company's officers are seeking to find a suitable candidate for merger or acquisition.

          Interest income increased by $923 for the first quarter compared with the same period in the prior year due to higher interest rates. General and administrative expenses increased by $5,350 for the first quarter of this year compared with the same period in the prior year. The Company recorded a net loss of $588 for the first quarter of this year compared with net income of $3,839 for the same period in the prior year.


                    PART 2.  OTHER INFORMATION
                    __________________________


Item 6.   Exhibits and Reports on Form 8-K.
          ________________________________

          (a)  Exhibits:  None

          (b) No reports on Form 8-K were filed during the quar-ter.


                            SIGNATURES
                            __________


          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              P.H.C., Inc.


Dated: October 11, 1995       By:/s/Albert M. Zlotnick
                                 ______________________________
                                 Albert M. Zlotnick
                                 President
                                 Chairman of the Board
                                 Chief Financial Officer
                                 and Chief Executive
                                 Officer