Form 10-Q/A
period 1995-08-31
PHC INC
filed 1995-12-26
CIK 225759

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         AMENDMENT NO. 1
                                TO
                            FORM 10-Q

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


               Yes       X              No
                    _________                _______

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the close of the period covered by this report.

               Common stock:  2,295,788 shares



Item 1. This Amendment is filed for the purpose of including the required Financial Data Schedule for the subject report, as filed herewith.

                            SIGNATURES
                            __________


          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              P.H.C., Inc.


Dated: December 22, 1995       By:/s/Albert M. Zlotnick
                                  ______________________________
                                  Albert M. Zlotnick
                                  President
                                  Chairman of the Board
                                  Chief Financial Officer
                                  and Chief Executive
                                  Officer

                           P.H.C., INC.

                THREE MONTHS ENDED AUGUST 31, 1995

           Appendix A to Item 601(c) of Regulations S-K
                   (Article 5 of Regulation S-X
               Commercial and Industrial Companies)


Item Number:     Item Description:
____________     _________________


5-02(1)          Cash and cash items                            674
5-02(2)          Marketable securities
5-02(3)(a)(1)    Notes and accounts receivable -
                   trade
5-02(4)          Allowances for doubtful accounts
5-02(6)          Inventory
5-02(9)          Total current assets                           757
5-02(13)         Property, plant and equipment
5-02(14)         Accumulated depreciation
5-02(18)         Total assets                               841,107
5-02(21)         Total current liabilities                  120,586
5-02(22)         Bonds, mortgages and similar debt
5-02(28)         Preferred stock - mandatory
                   redemption
5-02(29)         Preferred stock - no mandatory
                   redemption
5-02(30)         Common stock                               229,578
5-02(31)         Other stockholders' equity                 490,948
5-02(32)         Total liabilities and
                   stockholders' equity                     841,107
5-03(b)1(a)      Net sales of tangible products
5-03(b)1         Total revenues                              16,107
5-03(b)2(a)      Cost of tangible goods sold
5-03(b)2         Total costs and expenses applicable
                   to sales and revenues
5-03(b)3         Other costs and expenses                    16,695
5-03(b)5         Provision for doubtful accounts
                   and notes
5-03(b)(8)       Interest and amortization of
                   debt discount
5-03(b)(10)      Income before taxes and other items          (588)
5-03(b)(11)      Income tax expense
5-03(b)(14)      Income/loss continuing operations            (588)
5-03(b)(15)      Discontinued operations
5-03(b)(17)      Extraordinary items
5-03(b)(18)      Cumulative effect - changes in
                   accounting principles
5-03(b)(19)      Net income or loss                           (588)
5-03(b)(20)      Earnings per share - primary                   0.0
5-03(b)(20)      Earnings per share - fully diluted
