Form 10-Q
period 1995-11-30
PHC INC
filed 1996-01-16
CIK 225759

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended November 30, 1995 Commission File No.
0-8559


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

Item 1.  Financial Statements

                           P.H.C., INC.

                          BALANCE SHEETS

                                       November 30,      May 31,
                                           1995           1995
                                       ____________     _________
                                       (Unaudited)

ASSETS

Cash                                      $     674          $ 674

Prepaid income taxes                             83             83

Due from officer/director (Note 2)          840,200        846,489
                                           ________      _________

                                           $840,957       $847,246
                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Due to affiliate (Note 3)                    $5,505         $5,505

Distribution payable (Note 5)               106,696        106,696

Accrued expenses                              8,205         13,936
                                           ________        _______

                                            120,406        126,137
                                           ________        _______

Shareholders' equity (Note 5):
   Common stock, $.10 par; authorized
   5,000,000 shares; issued and
   outstanding 2,295,788 shares             229,578        229,578

Additional paid in capital                  520,472        520,472

Deficit                                     (29,499)       (28,941)
                                          _________       ________

                                            720,551        721,109
                                          _________       ________

                                           $840,957       $847,246
                                          =========       ========

                See notes to financial statements.

                           P.H.C., INC.

                     STATEMENT OF OPERATIONS

                           (UNAUDITED)

                                            Six months ended              Three months ended
                                              November 30,                   November 30,
                                           __________________             ___________________

                                             1995          1994                1995        1994
                                           ________     _________            ________    ________

Revenue, interest income
(Note 2)                                   $ 31,607       $ 31,794           $ 15,500    $ 16,610

General and administrative
expenses (Notes 3 and 4)                     32,165         20,563             15,470       9,218
                                           ________      _________           ________    ________

Income (loss) before income
taxes                                          (558)        11,231                 30       7,392

Income taxes (Note 6)                            -              -                  -           -
                                           ________      _________           ________    ________

Net income (loss)                              (558)        11,231                 30       7,392

Deficit, beginning                          (28,941)       (28,794)           (29,529)    (24,955)
                                           ________      _________          _________    ________

Deficit, ending                            ($29,499)      ($17,563)          ($24,499)   ($17,563)
                                           ========      =========          =========    ========

Earnings per share                               $0             $0                 $0          $0
                                           ========      =========          =========   =========
Weighted average number of
shares outstanding                        2,295,788      2,295,788          2,295,788   2,295,788
                                          =========      =========          =========   =========

                                    See notes to financial statements.

                           P.H.C., INC.

                     STATEMENT OF CASH FLOWS

                   Increase (decrease) in cash

                           (Unaudited)

                                              Six months ended
                                                 November 30,
                                            __________________

                                                 1995          1994
                                               ______        ______

Cash flows from operating activities:
  Net income (loss)                          $   (558)     $ 11,231
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
     Increase (Decrease) in accrued
      expenses                                 (5,731)        3,877
                                             ________      ________

Net cash provided by (used in)
operating activities                           (6,289)       15,108
                                             ________      ________

Cash flows from investing activities:
  Net cash provided by (used in)
  investing activities, advances to
  (from) officer/director, net                  6,289       (14,725)
                                             ________      ________

Cash flows from financing activities:
  Net cash used in financing activities,
  distributions paid                                -          (400)
                                             ________      ________
Net increase (decrease) in cash                     0           (17)

Cash, beginning of period                         674           253
                                             ________      ________

Cash, end of period                         $     674     $     236
                                             ========      ========

                See notes to financial statements.

                           P.H.C., INC.

                  NOTES TO FINANCIAL STATEMENTS

                SIX MONTHS ENDED NOVEMBER 30, 1995

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


2.   Due from officer/director:

     There are no formal repayment terms and the advances bear interest at the prime rate (8.75% at November 30, 1995). Interest income relating to these advances was $31,607 and $31,794 for the six months ended November 30, 1995 and 1994, respectively.


3.   Due to affiliate:

     There are no formal repayment terms and the advance bears interest at the prime rate (8.75% at November 30, 1995). Interest expense relating to these advances was $244 and $203 for the six months ended November 30, 1995 and 1994, respectively.


4.   Related party transactions:

     Management and consulting fees are provided for services rendered by an officer/shareholder/director and firms deemed to be related parties of the Company as compensation for services to maintain the corporate books and records, investigate business opportunities for the Company, and to reimburse for expenses incurred in connection therewith. Management and consulting fees charged to operations were $30,000 and $15,000 for the six months ended November 30, 1995 and 1994, respectively.


5.   Distribution on common stock:

     The board of directors declared a partial liquidating dis-tribution of $1 per common share to all shareholders of record as of July 27, 1990.

     As of November 30, 1995, $106,696 of the distribution has not been claimed by the recipient shareholders.


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

     The Company has available at November 30, 1995, unused operating loss carry forwards of approximately $14,000 and $30,300 which may be used against future Federal and state taxable income, respectively, expiring in 2007. The deferred tax asset and 100% valuation allowance related to these carry forwards are not material.

     The Company is classified as a personal holding company for each year presented and is subject to a Federal tax on its undistributed earnings, in addition to any other income taxes payable. The personal holding company tax rates were 39.6% for the three months ended November 30, 1995 and 28% for all previous years. The personal holding company tax accounts for substantially all of the difference between the actual tax benefit for 1994 and the tax benefit computed by applying the statutory rate of 15% attributable to the Company.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          _________________________________________________

          The following discussion addresses the financial condition and results of operations of the Company as of November 30, 1995, and for the quarter and six months then ended compared with the same periods in the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis Section included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 to which the reader is directed for additional information.

          During the second quarter and six months ended
November 30, 1995, the Company remained non-operating with substantially all its assets consisting of a loan receivable from the Company's president and majority shareholder. The Company's officers are seeking to find a suitable candidate for merger or acquisition.

          Interest income decreased by $1,110 and $187 for the second quarter and six months, respectively, compared with the same periods in the prior year due to lower interest rates. General and administrative expenses increased by $6,252 and $11,602 for the second quarter and six months of this year, respectively, compared with the same periods in the prior year. The Company recorded a net gain of $30 and a net loss of $558 for the second quarter and six months of this year, respectively, compared with net income of $7,392 and $11,231 for the same periods in the prior year.


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

                              P.H.C., Inc.


Dated: January 11, 1996       By:/s/Albert M. Zlotnick
                                 ______________________________
                                 Albert M. Zlotnick
                                 President
                                 Chairman of the Board
                                 Chief Financial Officer
                                 and Chief Executive
                                 Officer

                           P.H.C., INC.

                SIX MONTHS ENDED NOVEMBER 30, 1995

           Appendix A to Item 601(c) of Regulations S-K
                   (Article 5 of Regulation S-X
               Commercial and Industrial Companies)


Item Number:     Item Description:
____________     _________________


5-02(1)          Cash and cash items                            674
5-02(2)          Marketable securities
5-02(3)(a)(1)    Notes and accounts receivable -
                   trade
5-02(4)          Allowances for doubtful accounts
5-02(6)          Inventory
5-02(9)          Total current assets                           757
5-02(13)         Property, plant and equipment
5-02(14)         Accumulated depreciation
5-02(18)         Total assets                               840,957
5-02(21)         Total current liabilities                    8,205
5-02(22)         Bonds, mortgages and similar debt
5-02(28)         Preferred stock - mandatory
                   redemption
5-02(29)         Preferred stock - no mandatory
                   redemption
5-02(30)         Common stock                               229,578
5-02(31)         Other stockholders' equity                 490,973
5-02(32)         Total liabilities and
                   stockholders' equity                     840,957
5-03(b)1(a)      Net sales of tangible products
5-03(b)1         Total revenues                              31,607
5-03(b)2(a)      Cost of tangible goods sold
5-03(b)2         Total costs and expenses applicable
                   to sales and revenues
5-03(b)3         Other costs and expenses                    32,165
5-03(b)5         Provision for doubtful accounts
                   and notes
5-03(b)(8)       Interest and amortization of
                   debt discount
5-03(b)(10)      Income before taxes and other items          (558)
5-03(b)(11)      Income tax expense
5-03(b)(14)      Income/loss continuing operations            (558)
5-03(b)(15)      Discontinued operations
5-03(b)(17)      Extraordinary items
5-03(b)(18)      Cumulative effect - changes in
                   accounting principles
5-03(b)(19)      Net income or loss                           (558)
5-03(b)(20)      Earnings per share - primary                   0.0
5-03(b)(20)      Earnings per share - fully diluted
