Form 10-Q/A
period 1995-08-31
PHC INC
filed 1996-01-29
CIK 225759

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         AMENDMENT NO. 2
                                TO
                            FORM 10-Q

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

               Common stock:  2,295,788 shares



Item 1. This Amendment is filed for the purpose of including the required Financial Data Schedule for the subject report, filed herewith as Exhibit 27.

                            SIGNATURES
                            __________


          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              P.H.C., Inc.


Dated:  January 25, 1996       By:/s/Albert M. Zlotnick
                                  ______________________________
                                  Albert M. Zlotnick
                                  President
                                  Chairman of the Board
                                  Chief Financial Officer
                                  and Chief Executive
                                  Officer