Form 10-Q/A
period 1995-11-30
PHC INC
filed 1996-02-01
CIK 225759

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

                              P.H.C., Inc.


Dated:  January 31, 1996       By:/s/Albert M. Zlotnick
                                  ______________________________
                                  Albert M. Zlotnick
                                  President
                                  Chairman of the Board
                                  Chief Financial Officer
                                  and Chief Executive
                                  Officer