Form 10-Q
period 1996-02-29
PHC INC
filed 1996-03-07
CIK 225759

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended February 29, 1996 Commission File No.
0-8559


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

Item 1.  Financial Statements

                           P.H.C., INC.

                          BALANCE SHEETS

                                       February 29,      May 31,
                                           1996           1995
                                       ____________     _________
                                       (Unaudited)

ASSETS

Cash                                      $     674          $ 674

Prepaid income taxes                             83             83

Due from officer/director (Note 2)          833,407        846,489
                                           ________      _________

                                           $834,165       $847,246
                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Due to affiliate (Note 3)                    $5,505         $5,505

Distribution payable (Note 5)               106,696        106,696

Accrued expenses                              3,524         13,936
                                           ________        _______

                                            115,725        126,137
                                           ________        _______

Shareholders' equity (Note 5):
   Common stock, $.10 par; authorized
   5,000,000 shares; issued and
   outstanding 2,295,788 shares             229,578        229,578

Additional paid in capital                  520,472        520,472

Deficit                                     (31,611)       (28,941)
                                          _________       ________

                                            718,440        721,109
                                          _________       ________

                                           $834,165       $847,246
                                          =========       ========

                See notes to financial statements.

                           P.H.C., INC.

                     STATEMENT OF OPERATIONS

                           (UNAUDITED)

                                         Nine months ended                Three months ended
                                       __________________                 ___________________

                                  February 29,       February 28,      February 29,    February 28,
                                      1996               1995              1996            1995
                                  ____________       ____________      ____________    ____________

Revenue, interest income
(Note 2)                           $ 46,207          $ 48,404            $ 14,600       $ 16,608

General and administrative
expenses (Notes 3 and 4)             48,877            28,544              16,712          7,981
                                   ________         _________            ________       ________

Income (loss) before income
taxes                               (2,670)            19,858             (2,112)          8,627

Income taxes (Note 6)                    -                 -                   -              -
                                   ________         _________            ________       ________

Net income (loss)                   (2,670)            19,858             (2,112)          8,627

Deficit, beginning                 (28,941)          (28,794)            (29,499)       (17,563)
                                   ________         _________           _________       ________

Deficit, ending                   ($31,611)         ($ 8,936)           ($31,611)      ($ 8,936)
                                   ========         =========           =========       ========

Earnings per share                       $0                $0                  $0             $0
                                   ========         =========           =========      =========
Weighted average number of
shares outstanding                2,295,788         2,295,788           2,295,788      2,295,788
                                  =========         =========           =========      =========

                See notes to financial statements.

                           P.H.C., INC.

                     STATEMENT OF CASH FLOWS

                   Increase (decrease) in cash

                           (Unaudited)

                                                        Nine months ended
                                                        _________________

                                                  February 29,          February 28,
                                                      1996                  1995
                                                  ____________          ____________

Cash flows from operating activities:
  Net income (loss)                             $   (2,670)               $ 19,858
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
     Increase (Decrease) in accrued
      expenses                                     (10,412)                   (691)
                                                  ________                ________

Net cash provided by (used in)
operating activities                               (13,082)                 19,167
                                                  ________                ________

Cash flows from investing activities:
  Net cash provided by (used in)
  investing activities, advances to
  (from) officer/director, net                      13,082                 (18,833)
                                                  ________                ________

Cash flows from financing activities:
  Net cash used in financing activities,
  distributions paid                                     -                    (400)
                                                  ________                ________
Net increase (decrease) in cash                          0                     (65)

Cash, beginning of period                              674                     253
                                                  ________                ________

Cash, end of period                              $     674               $     188
                                                  ========                ========

                See notes to financial statements.

                           P.H.C., INC.

                  NOTES TO FINANCIAL STATEMENTS

               NINE MONTHS ENDED FEBRUARY 29, 1996

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

     Earnings per share:

     Earnings per share are computed on the weighted average number of common shares outstanding during each year
     (2,295,788 shares in 1996 and 1995).

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


2.   Due from officer/director:

     There are no formal repayment terms and the advances bear interest at the prime rate (8.25% at February 29, 1996). Interest income relating to these advances was $46,207 and $48,406 for the nine months ended February 29, 1996 and February 28, 1995, respectively.


3.   Due to affiliate:

     There are no formal repayment terms and the advance bears interest at the prime rate (8.25% at February 29, 1996). Interest expense relating to these advances was $358 and $309 for the nine months ended February 29, 1996 and February 28, 1995, respectively.


4.   Related party transactions:

     Management and consulting fees are provided for services rendered by an officer/shareholder/director and firms deemed to be related parties of the Company as compensation for services to maintain the corporate books and records, investigate business opportunities for the Company, and to reimburse for expenses incurred in connection therewith. Management and consulting fees charged to operations were $45,000 and $22,500 for the nine months ended February 29, 1996 and February 28, 1995, respectively.


5.   Distribution on common stock:

     The board of directors declared a partial liquidating dis-tribution of $1 per common share to all shareholders of record as of July 27, 1990.

     As of February 29, 1996, $106,696 of the distribution has not been claimed by the recipient shareholders.


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

     The Company has available at February 29, 1996, unused operating loss carry forwards of approximately $14,000 and $30,300 which may be used against future Federal and state taxable income, respectively, expiring in 2007. The deferred tax asset and 100% valuation allowance related to these carry forwards are not material.

     The Company is classified as a personal holding company for each year presented and is subject to a Federal tax on its undistributed earnings, in addition to any other income taxes payable. The personal holding company tax rates were 39.6% for the three months ended February 29, 1996 and 28% for all previous years. The personal holding company tax accounts for substantially all of the difference between the actual tax benefit for 1994 and the tax benefit computed by applying the statutory rate of 15% attributable to the Company.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          _________________________________________________

          The following discussion addresses the financial condition and results of operations of the Company as of February 29, 1996, and for the quarter and nine months then ended compared with the same periods in the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis Section included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 to which the reader is directed for additional information.

          During the third quarter and nine months ended
February 29, 1996, the Company remained non-operating with substantially all its assets consisting of a loan receivable from the Company's president and majority shareholder. The Company's officers are seeking to find a suitable candidate for merger or acquisition.

          Interest income decreased by $2,008 and $2,197 for the third quarter and nine months, respectively, compared with the same periods in the prior year due to lower interest rates. General and administrative expenses increased by $8,731 and $20,333 for the third quarter and nine months of this year, respectively, compared with the same periods in the prior year. The Company recorded net losses of $2,112 and $2,670 for the third quarter and nine months of this year, respectively, compared with net income of $8,627 and $19,858 for the same periods in the prior year.


                    PART 2.  OTHER INFORMATION
                    __________________________


Item 6.   Exhibits and Reports on Form 8-K.
          ________________________________

          (a)  Exhibits:  Exhibit 27 -- Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quar-ter.


                            SIGNATURES
                            __________


          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              P.H.C., Inc.


Dated: March 7, 1996          By:/s/Albert M. Zlotnick
                                 ______________________________
                                 Albert M. Zlotnick
                                 President
                                 Chairman of the Board
                                 Chief Financial Officer
                                 and Chief Executive
                                 Officer