Form 10-K
period 1996-05-31
PHC INC
filed 1996-08-29
CIK 225759

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended           Commission File
May 31, 1996                        No. 0-8559

                           P.H.C., INC.
_________________________________________________________________
      (Exact name of registrant as specified in its charter)

             Minnesota                      41-0843021
________________________________   ___________________________
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)     No.)

301 City Avenue
Bala Cynwyd, Pennsylvania                         19004
_________________________________________       _________
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including
area code:                                   (610) 667-8225
                                             _______________

          Securities registered pursuant to Section 12(g) of the
Act:

                  Common Stock - $.10 par value
                 _______________________________
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        _____     _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of the average bid price of such stock as of May 31, 1994, the last date on which price information was available from the National
Quotation Bureau, Inc., was $130,588.

As of August 15, 1996, 2,295,788 shares of the registrant's common stock were outstanding.

PART I
______

Item 1.   Business
_______   _________

          P.H.C., Inc. (the "Company") was incorporated in April 1961, under the laws of the State of Minnesota. The original name of the Company was "Profile Extrusions, Inc.". The name was changed to P.H.C., Inc. in March 1968. In January 1985, the Company was the surviving entity in a merger with a 90% owned subsidiary, Southern Diversified Industries, Inc., a Florida corporation, which had been inactive since 1982.

          At the present time, the Company has no business or operations. For all intents and purposes the Company has been out of business on its own account since August 1982. The
Company owns no real or personal property.

          At the present time the Company has no employees.


Item 2.   Properties.
_______   ___________

          At the present time, the Company shares space at 301
City Avenue, Bala Cynwyd, Pennsylvania 19004, with Davic
Financial Services, a sole proprietorship of Albert M. Zlotnick, president of the Company.


Item 3.   Legal Proceedings.
_______   __________________

          The Company is not a party to any material legal proceedings.


Item 4.   Submission of Matters to Vote of Security Holders.
_______   __________________________________________________

          None.


PART II
_______

Item 5.   Market for Registrant's Common Stock and Related
          Security Holder Matters.
_______   _________________________________________________

     (a)  Price Range of Common Stock.
          ____________________________

          Due to the infrequent and limited number of shares of common stock traded, the common stock has been unpriced during the last two fiscal years. The last available market price data for the common stock was on May 31, 1994 as follows: high bid:
1/8; low bid: 1/8, as reported by the National Quotation Bureau, Inc. Such quotations represent prices in the over-the-counter market between dealers in securities, and do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions, and cannot be considered indicative of any reliable market value for the common stock.


     (b)  Approximate Number of Security Holders.
          _______________________________________

                          Approximate Number of Record Holders
Title of Class                    (as of August 15, 1996)
______________             _____________________________________

Common Stock                               700
$.10 Par Value


     (c)  Dividends.
          __________

          The Company did not pay a cash dividend on its common stock during its last two fiscal years. The payment of any future dividends is within the discretion of the Company's Board of Directors and will depend, among other things, on the Company's earnings and capital requirements. At the present time, the Company does not anticipate the payment of any cash dividends in the next fiscal year.


Item 6.   Selected Financial Data.
_______   ________________________

          The following selected financial data for the years ended May 31, 1993 and 1992 have been derived from financial statements audited by Simonson, Lipschutz & Fogel, P.C., the Company's former independent certified public accountants.

          The following selected financial data for the years ended May 31, 1996, 1995 and 1994 have been derived from financial statements audited by BDO Seidman, LLP, the Company's current independent certified public accountants. The audited financial statements at May 31, 1995 and 1996 and for each of the three years in the period ended May 31, 1996 with the report thereon of BDO Seidman, LLP are included elsewhere herein and should be read in conjunction with these data.

                           P.H.C. INC.
                SUMMARY OF SELECTED FINANCIAL DATA
                 YEARS ENDED MAY 31, 1992 TO 1996

                         1996        1995         1994        1993         1992
                         ____        ____         ____        ____         ____

Net sales                $   0       $   0        $   0       $   0        $   0

Net income             (16,018)       (147)      13,916       6,074          (34)
 (loss)

Net income                (.01)          0          .01           0            0
 (loss)
 per common
 share

Dividends                    0           0            0           0            0
 per common
 share

Total                 $838,286    $847,246     $848,186    $842,030     $825,853
 assets


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
          __________________________________________________

          During the year ended May 31, 1996 the Company remained non-operating with substantially all its assets consisting of a loan receivable from the Company's president and majority shareholder. This loan was repaid in full on February 28, 1996. The Company's officers are seeking to find a suitable candidate for merger or acquisition.

          Interest income decreased by $11,437 for the year ended May 31, 1996 as compared with the prior year due to repayment of the loan from the Company's president. General and administrative expenses increased by $4,451 for the year ended May 31, 1996 compared with the prior year. The Company had a net loss of $16,018 for fiscal 1996, compared with a net loss of $147 for fiscal 1995, resulting from the decrease in interest income and increased general and administrative expenses.

          For the fiscal year ended May 31, 1995, the Company had a net loss of $147 compared with net income of $13,916 for the prior year, resulting from increased general and administrative expenses.

          Capital Resources and Liquidity.
          ________________________________

          The Company has had no business operations since 1982 as described above in Item I and consequently does not require significant liquidity. Management believes that the Company has sufficient liquidity and resources to meet its anticipated expenses in the ordinary course.

          Effects of Inflation.
          _____________________

          Inflation does not affect the Company except to the extent that it may affect interest rates and interest income.


Item 8.   Financial Statements and Supplementary Data.
_______   ____________________________________________

REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

P.H.C., Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying balance sheets of P.H.C., Inc. as of May 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.H.C., Inc. as of May 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1996 in conformity with generally accepted accounting principles.

/s/  BDO SEIDMAN, LLP
_____________________
     BDO SEIDMAN, LLP

August 13, 1996

                           P.H.C., INC.
                          BALANCE SHEETS


May 31,                                         1996            1995
_________________________                      _____           _____

Assets

Cash and cash equivalents                   $838,203        $    674

Prepaid income taxes                              83              83

Due from officer/director (Note 2)                 -         846,489
                                           _________       _________
                                            $838,286        $847,246


Liabilities and Stockholders' Equity

Liabilities
  Due to affiliates (Note 4)                  $5,505          $5,505
  Due to officer/director (Note 3)            13,995               -
  Distribution payable (Note 6)              106,696         106,696
  Accrued expenses                             6,999          13,936
                                             _______        ________
Total liabilities                            133,195         126,137


Stockholders' equity (Note 6)
  Common stock, $.10 per value
   Authorized 5,000,000 shares
   Outstanding 2,295,788 shares              229,578         229,578
  Additional paid-in capital                 520,472         520,472
  Deficit                                    (44,959)        (28,941)
                                           _________       _________
Total stockholders' equity                   705,091         721,109
                                           _________       _________
                                            $838,286        $847,246

          See accompanying notes to financial statements


                           P.H.C., INC.
                     STATEMENTS OF OPERATIONS


Year ended May 31,                              1996        1995         1994
_____________________                          _____       _____        _____


Revenue, interest income (Note 2)            $54,437     $65,874      $51,234

General and administrative expenses
  (Notes 4 and 5)                             70,455      66,004       37,318
                                            ________     _______      _______
(Loss) income before income taxes            (16,018)       (130)      13,916
                                            ________     _______      _______

Income taxes (Note 7)
  Current year                                     -          17            -
  Prior year refund                                -           -            -
                                            ________     _______      _______

Total income taxes                                 -          17            -
                                            ________     _______      _______

Net (loss) income                           $(16,018)    $  (147)     $13,916
______________________________________________________________________________

(Loss) earnings per share                    $  (.01)      $   -      $   .01
______________________________________________________________________________

Weighted average number
  of shares outstanding                    2,295,788   2,295,788    2,295,788

                  See accompanying notes to financial statements.

                           P.H.C., INC.
                STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Additional     Retained
                                    Common       Paid-In     Earnings
                                     Stock       Capital     (Deficit)
                                 _________    __________    _________


Balance, May 31, 1993             $229,578      $520,472     $(42,710)

Net income                               -             -       13,916
                                 _________     _________    _________

Balance, May 31, 1994              229,578       520,472      (28,794)

Net (loss)                               -             -         (147)
                                 _________     _________    _________

Balance, May 31, 1995              229,578       520,472      (28,941)

Net (loss)                               -             -      (16,018)
                                 _________     _________    _________

Balance, May 31, 1996             $229,578      $520,472     $(44,959)


         See accompanying notes to financial statements.


                           P.H.C., INC.
                     STATEMENTS OF CASH FLOWS

Year ended May 31,                                   1996           1995           1994
________________________                            _____          _____          _____


Cash flows from operating activities
  Net (loss) income                              $(16,018)         $(147)       $13,916
  Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities
    Increase (decrease) in
      Accrued expenses                             (6,937)          (898)        (7,560)
                                                 ________       ________        _______

Net cash (used in) provided by
  operating activities                            (22,955)        (1,045)         6,356
                                                 ________       ________        _______

Cash flows from investing activities
  Repayment of advances from
   officer/director                               907,696         67,235         42,625
  Advances to officer/director                    (47,212)       (65,874)       (51,230)
                                                 ________       ________        _______

Net cash provided by (used in)
  investing activities                            860,484          1,361         (8,605)
                                                 ________       ________        _______

Cash flows from financing activities
  Advances to/from affiliate, net                       -            505              -
  Distributions paid                                    -           (400)          (200)
                                                 ________       ________        _______

Net cash provided by (used in)
  financing activities                                  -            105           (200)
                                                 ________       ________        _______

Net increase (decrease) in cash
  and cash equivalents                            837,529            421         (2,449)

Cash and cash equivalents,
  beginning of year                                   674            253          2,702
                                                 ________       ________        _______

Cash and cash equivalents, end of year           $838,203           $674           $253
________________________________________________________________________________________

Supplemental cash flow information
  Cash paid during the year for
   income taxes                                       $ -           $ 17            $ -


         See accompanying notes to financial statements.

                           P.H.C., INC.
                  NOTES TO FINANCIAL STATEMENTS


 1. Business        Business Activity
    Activity and
    Summary of      The Company presently conducts no business;
    Significant     the majority of its income consists of
    Accounting      interest income.
    Policies
                    Cash Equivalents

                    For purposes of the cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

                    Earnings Per Share

                    Earnings per share are computed based on the weighted averaged number of common shares outstanding during each year (2,295,788 shares in 1996, 1995 and 1994).

                    Comparative Financial Statements

                    Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

                    Use of Estimates

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Due from        On February 28, 1996, these advances were
    Officer/        paid in full.  The advances were unsecured
    Director        and bore interest at the prime rate.
                    Interest income relating to these advances was $46,207, $65,874 and $51,230 for the years ended May 31, 1996, 1995 and 1994,
                    respectively.

3.  Due to          There are no formal repayment terms and the
    Officer/        advances bear interest at the prime rate
    Director        (8.25% at May 31, 1996).  Interest on these
                    advances is not material at May 31, 1996.

4.  Due to          There are no formal repayment terms and the
    Affiliates      advances bear interest at the prime rate
                    (8.25% at May 31, 1996). Interest expense relating to these advances was $455, $427 and $440 for the years ended May 31, 1996, 1995 and 1994, respectively.

5.  Related         In addition to the amounts described in
    Party           Notes 2 and 3, consulting fees of $60,000,
    Transactions    $56,000 and $30,000 for the years ended
                    May 31, 1996, 1995 and 1994, respectively, were charged to operations for services rendered by the officer/director (who is deemed to be a related party of the Company). The officer/director seeks out and evaluates possible merger or acquisition candidates for the Company. These consulting fees are included in general and administrative expenses in the accompanying statements of operations.

6.  Distribution    The Board of Directors declared a partial
    on Common       liquidating distribution of $1 per common
    Stock           share to all stockholders of record as of
                    July 27, 1990.

                    The distribution, which aggregated
                    $2,295,788, was accounted for as follows:

                    Distribution of retained
                    earnings                              $713,302
                    Return of investment
                    (charged to additional
                    paid-in capital)                     1,582,486
                                                        __________
                                                        $2,295,788

                    As of May 31, 1996, $106,696 of the
                    distribution had not been claimed by certain stockholders.

7.  Income          Effective June 1, 1993, the Company adopted
    Taxes           SFAS No. 109, "Accounting for Income Taxes."
                    SFAS No. 109 requires a change from the
                    deferred to an asset/liability method of computing deferred income taxes. This change did not have a material effect on the Company's financial position or results of operations.

                    The Company has available at May 31, 1996, unused operating loss carryforwards of approximately $30,000 and $46,000 which may be used against future Federal and state taxable income, respectively, expiring in 2010. The deferred tax asset and 100% valuation allowance related to these carryforwards are not material.

                    The Company is classified as a personal
                    holding company for each year presented and is subject to a Federal tax on its undistributed earnings, in addition to any other income taxes payable. The personal holding company tax rates were 39.6% for 1996 and 1995 and 28% for all previous years.


Item 9.   Disagreements on Accounting and Financial
          Disclosure.
_______   _________________________________________

          None.


PART III

Item 10.  Directors and Executive Officers of Registrant.
________  _______________________________________________

Directors and Executive Officers.
_________________________________

Name                  Age    Position                Since
_____                 ___    _________               _____

Albert M. Zlotnick     72    Chairman of the Board,  1967
                             President, Chief
                             Executive Officer,
                             Chief Financial Officer,
                             Secretary and Treasurer

Robert I. Zlotnick     34    Assistant               1993
                             Secretary

          All Directors hold office for the balance of the present term and until their successors are elected and qualified.

          Mr. Robert Zlotnick is the son of Mr. Albert Zlotnick.

Business Experience.
____________________

          ALBERT M. ZLOTNICK. Mr. Zlotnick has been a private investor and financial consultant for a period in excess of five years. Since 1987, he has been General Partner of Asset Ventures I, a Pennsylvania limited partnership which is the largest shareholder of Beverly Hills Bancorp and McIntosh Corporation. Mr. Zlotnick is Chairman of the Board of Beverly Hills Bancorp., Bala Cynwyd Corporation, Electronic Data Controls, Inc., Robin Industries, Inc. and Convention Centers, Inc.

          ROBERT I. ZLOTNICK. Mr. Robert Zlotnick holds a Master's Degree in Psychology from Temple University and has worked as a Counselor for the National Council on Alcohol and Drug Abuse for the past several years. Prior thereto he worked with Mr. Albert Zlotnick in his investment and financial consulting business.


Item 11.  Executive Compensation.
________  _______________________

          No Executive Officer received in excess of $100,000 cash compensation during the fiscal year ended May 31, 1996, and all Executive Officers as a group received a total of $60,000 cash compensation.

          The following information is furnished for the Company's Chief Executive Officer. See Note 5 to Financial
Statements.

                    Summary Compensation Table

   Name and Principal       Fiscal Years             Total
        Position            ended May 31,        Compensation
  ____________________    ______________         _____________

Albert M. Zlotnick          1996                 $ 60,000
Chief Executive officer,    1995                 $ 56,000
Chairman and President      1994                 $ 30,000

          The Company does not provide any non-cash remuneration to its Executive Officers and Directors. No pension plan or other retirement benefit for the benefit of Executive Officers or Directors is funded by Company. The Company pays no renumeration to Directors for service as such. The Company has no options, warrants or rights plans.


Item 12.  Security Ownership of Certain Beneficial
          Owners and Management.
________  ________________________________________

     (a)  Security Ownership of Certain Beneficial Owners.
          ________________________________________________

          The following table sets forth, as of August 15, 1996 information with respect to common stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock:


Name and Address of        Amount and Nature of     Percent of
Beneficial Owner           Beneficial Ownership     Class
___________________        ____________________     __________

Albert M. Zlotnick                  1,251,081             54.5%
301 City Avenue
Bala Cynwyd, PA  19004

Clayson, Inc.                         250,000             10.9%
c/o Barry D. Rose
50 Bartor Rd.
Weston, Ontario Canada  M9M2G5

Osterloh & Durham Insurance           150,000              6.5%
  Brokers of North America, Inc.
P.O. Box 8400
Van Nuys, California  91406


     (b)  Security Ownership of Management.
          _________________________________

          The following table sets forth, as of August 15, 1996, information with respect to common stock ownership of each director, and of all directors and officers as a group:

Name of Address of                 Amount           Percent of
Beneficial Owner             Beneficially Owned       Class
____________________          ___________________  ___________

Albert M. Zlotnick                 1,251,081           54.5%

All Executive Officers             1,251,081           54.5%
and Directors as a
Group (2 persons)


Item 13.  Certain Relationships and Related Transactions.
________  _______________________________________________

          Beginning in fiscal 1991, the Company made unsecured loans to Mr. Zlotnick, president of the Company, which accrued interest from the date of advance at the moving prime rate on the unpaid principal balance. These loans were repaid in full on February 28, 1996. See Note 2 to Notes to Financial Statements.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.
________  _____________________________________________

          (a)  (1)  Financial Statements.
                    _____________________

Independent Auditors' Report
Balance Sheets -- May 31, 1996 and 1995
Statements of Operations -- Years Ended
 May 31, 1996, 1995 and 1994
Statements of Stockholders' Equity -- Years Ended
 May 31, 1996, 1995 and 1994
Statements of Cash Flows -- Years Ended
 May 31, 1996, 1995 and 1994
Notes to Financial Statements


          All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange
Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


          (b)  Reports on Form 8-K.
               ____________________

               None.


          (c)  Exhibits.
               _________

               Exhibit No.         Description of Document
               ___________         _______________________

                 * 3-1             Articles of Incorporation

                 * 3-2             By-Laws

_____________________________
* Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1981.


                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              P.H.C., Inc.


August 28, 1996          By:  /s/ Albert M. Zlotnick
                              __________________________________
                              Albert M. Zlotnick, President
                              Chairman of the Board
                              Chief Executive Officer
                              Chief Financial Officer and
                              Chief Accounting Officer

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Albert M. Zlotnick       President        August 28, 1996
__________________________   Chairman of
    Albert M. Zlotnick       the Board
                             and Director

/s/ Robert I. Zlotnick       Director         August 28, 1996
__________________________
    Robert I. Zlotnick