Form 10-Q
period 1996-08-31
PHC INC
filed 1996-10-15
CIK 225759

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarter ended August 31, 1996 Commission File No. 0-8559


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

Item 1.  Financial Statements

                           P.H.C., INC.

                          BALANCE SHEETS

                                         August 31,        May 31,
                                            1996            1996
                                       ____________      _________
                                         (Unaudited)

ASSETS

Cash                                       $844,595       $838,203

Prepaid income taxes                             83             83

                                           ________      _________

                                           $844,678       $838,286
                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Due to affiliate (Note 3)                    $5,505         $5,505

Due to officer/director (Note 2)             28,995         13,995

Distribution payable (Note 5)               106,696        106,696

Accrued expenses                              7,577          6,999
                                           ________        _______

                                            148,773        133,195
                                           ________        _______

Shareholders' equity (Note 5):
   Common stock, $.10 par; authorized
   5,000,000 shares; issued and
   outstanding 2,295,788 shares             229,578        229,578

Additional paid in capital                  520,472        520,472

Deficit                                     (54,146)       (44,959)
                                          _________       ________

                                            695,905        705,091
                                          _________       ________

                                           $844,678       $838,286
                                          =========       ========

                See notes to financial statements.

                           P.H.C., INC.

               STATEMENT OF OPERATIONS AND DEFICIT

                           (UNAUDITED)

                                                   Three months ended
                                                     August 31,
                                                   __________________

                                              1996           1995
                                           ________      _________

Revenue, interest income
(Note 2)                                   $  8,847       $ 16,107

General and administrative
expenses (Notes 3 and 4)                     18,034         16,695
                                           ________      _________

Income (loss) before income
taxes                                        (9,187)          (588)
Income taxes (Note 6)                            -              -
                                           ________      _________

Net income (loss)                            (9,187)          (588)
Deficit, beginning                          (44,959)       (28,941)
                                           ________      _________
Deficit, ending                            ($54,146)      ($29,529)
                                           ========      =========

Earnings per share                               $0             $0
                                           ========      =========
Weighted average number of
shares outstanding                        2,295,788      2,295,788
                                          =========      =========

                See notes to financial statements.

                           P.H.C., INC.

                     STATEMENT OF CASH FLOWS

                   Increase (decrease) in cash

                           (Unaudited)

                                            Three months ended
                                                 August 31,
                                            __________________

                                                 1996          1995
                                               ______        ______

Cash flows from operating activities:
  Net income (loss)                          $ (9,187)      $  (588)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
     (Increase)Decrease in accrued
      expenses                                   (579)       (5,551)
                                             ________      ________

Net cash provided by (used in)
operating activities                           (8,608)       (6,139)
                                             ________      ________

Cash flows from investing activities:
  Net cash used in investing
  activities, advances to (from) officer/
  director, net                                15,000         6,139
                                             ________      ________

Net increase (decrease) in cash                 6,392             0

Cash, beginning of period                     838,203           674
                                             ________      ________

Cash, end of period                          $844,595      $    674
                                             ========      ========

                See notes to financial statements.

                           P.H.C., INC.

                  NOTES TO FINANCIAL STATEMENTS

                THREE MONTHS ENDED AUGUST 31, 1996

                           (Unaudited)


1. Business activity and summary of significant accounting policies:

     Business activity:

     The company presently conducts no business; its only income consists of interest income.

     Cash equivalents:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

     Earnings per share:

     Earnings per share are computed on the weighted average number of common shares outstanding during each year
     (2,295,788 shares in 1996 and 1995).

     Presentation of financial statements:

     Except for the balance sheet as of May 31, 1996, the finan-cial information furnished herein has not been audited by independent accountants; it reflects, however, all adjust-ments (consisting principally of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations and cash flows for the dates and periods noted.


2.   Due to officer/director:

     There are no formal repayment terms and the advance bears interest at the prime rate (8.25% at August 31, 1996).
     Interest expense relating to these advances was not material for the three months ended August 31, 1996 and 1995.


3.   Due to affiliate:

     There are no formal repayment terms and the advances bear interest at the prime rate (8.25% at August 31, 1996). Interest expense relating to these advances was $114 and $124 for the three months ended August 31, 1996 and 1995, respectively.


4.   Related party transactions:

     Management and consulting fees are provided for services rendered by an officer/shareholder/director and firms deemed to be related parties of the Company as compensation for services to maintain the corporate books and records, investigate business opportunities for the Company, and to reimburse for expenses incurred in connection therewith. Management and consulting fees charged to operations were $15,000 and $15,000 for the three months ended August 31, 1996 and 1995, respectively.


5.   Distribution on common stock:

     The board of directors declared a partial liquidating dis-tribution of $1 per common share to all shareholders of record as of July 27, 1990.

     As of August 31, 1996, $106,696 of the distribution has not been claimed by certain shareholders.


6.   Income taxes:

     Effective June 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a change from the deferred to an asset/liability method of computing deferred income taxes. This change did not have a material effect on the Company's financial position or results of operations.

     The Company has available at August 31, 1996, unused operating loss carry forwards of approximately $30,000 and $46,000 which may be used against future Federal and state taxable income, respectively, expiring in 2010. The deferred tax asset and 100% valuation allowance related to these carry forwards are not material.

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


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          _________________________________________________

          The following discussion addresses the financial condition and results of operations of the Company as of August 31, 1996, and for the quarter then ended compared with the same period in the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis Section included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996 to which the reader is directed for additional information.

          During the first quarter ended August 31, 1996, the Company remained non-operating with substantially all its assets consisting of cash equivalents. The Company's officers are seeking to find a suitable candidate for merger or acquisition.

          Interest income decreased by $7,260 for the first quarter compared with the same period in the prior year due to lower interest rates and the repayment of the loan from the Company's president. General and administrative expenses increased by $1,339 for the first quarter of this year compared with the same period in the prior year. The Company recorded a net loss of $9,187 for the first quarter of this year compared with a net loss of $588 for the same period in the prior year resulting from the decrease in interest income and increased general and administrative expenses.


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

                              P.H.C., Inc.


Dated: October 14, 1996       By:/s/Albert M. Zlotnick
                                 ______________________________
                                 Albert M. Zlotnick
                                 President
                                 Chairman of the Board
                                 Chief Financial Officer
                                 and Chief Executive
                                 Officer