Form 10-Q
period 1996-11-30
PHC INC
filed 1997-01-14
CIK 225759

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarter ended November 30, 1996 Commission File No. 0-8559


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

Item 1.  Financial Statements

                           P.H.C., INC.

                          BALANCE SHEETS

                                       November 30,        May 31,
                                            1996            1996
                                       ____________      _________
                                         (Unaudited)

ASSETS

Cash                                       $853,064       $838,203

Prepaid income taxes                             83             83

                                           ________      _________

                                           $853,647       $838,286
                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Due to affiliate (Note 3)                    $5,505         $5,505

Due to officer/director (Note 2)             45,370         13,995

Distribution payable (Note 5)               106,696        106,696

Accrued expenses                              7,166          6,999
                                           ________        _______

                                            164,737        133,195
                                           ________        _______

Shareholders' equity (Note 5):
   Common stock, $.10 par; authorized
   5,000,000 shares; issued and
   outstanding 2,295,788 shares             229,578        229,578

Additional paid in capital                  520,472        520,472

Deficit                                     (61,641)       (44,959)
                                          _________       ________

                                            688,410        705,091
                                          _________       ________

                                           $853,147       $838,286
                                          =========       ========

                See notes to financial statements.

                           P.H.C., INC.

               STATEMENT OF OPERATIONS AND DEFICIT

                           (UNAUDITED)

                                               Six months ended       Three Months ended
                                                   November 30,              November 30,
                                             __________________       __________________

                                              1996           1995          1996        1995
                                           ________      _________                 _________      _________

Revenuue, interest income                  $ 17,316       $ 31,607     $ 8,469      $ 15,500
(Note 2)

General and administrative
expenses (Notes 3 and 4)                     33,998         32,165      15,964        15,470
                                           ________      _________     _________   _________

Income (loss) before income
taxes                                       (16,682)          (588)       (7,495)         30
Income taxes (Note 6)                             -              -            -            -
                                           _________      _________     ________   _________

Net income (loss)                           (16,682)          (588)       (7,495)         30
Deficit, beginning                          (44,959)       (28,941)      (54,146)    (29,529)
                                           ________      _________     _________     _______
Deficit, ending                            ($61,641)      ($29,529)     ($61,641)   ($24,499)
                                           ========      =========     =========    ========
Earnings per share                               $0             $0            $0          $0
                                           ========      =========     =========    ========
Weighted average number of
shares outstanding                        2,295,788      2,295,788     2,295,788   2,295,788
                                          =========      =========     =========   =========

                See notes to financial statements.

                           P.H.C., INC.

                     STATEMENT OF CASH FLOWS

                   Increase (decrease) in cash

                           (Unaudited)

                                              Six months ended
                                               November 30,
                                            __________________

                                                 1996          1995
                                               ______        ______

Cash flows from operating activities:
  Net income (loss)                         $ (16,682)      $  (588)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
     (Increase)Decrease in accrued
      expenses                                   (168)       (5,731)
                                             ________      ________

Net cash provided by (used in)
operating activities                          (16,514)       (6,289)
                                             ________      ________

Cash flows from investing activities:
  Net cash used in investing
  activities, advances to (from) officer/
  director, net                                31,375         6,289
                                             ________      ________

Net increase (decrease) in cash                14,861             0

Cash, beginning of period                     838,203           674
                                             ________      ________

Cash, end of period                          $853,064      $    674
                                             ========      ========

                See notes to financial statements.

                           P.H.C., INC.

                  NOTES TO FINANCIAL STATEMENTS

                SIX MONTHS ENDED NOVEMBER 30, 1996

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


2.   Due to officer/director:

     There are no formal repayment terms and the advance bears interest at the prime rate (8.25% at November 30, 1996).
     Interest expense relating to these advances was not material for the six months ended November 30, 1996 and 1995.


3.   Due to affiliate:

     There are no formal repayment terms and the advances bear interest at the prime rate (8.25% at November 30, 1996). Interest expense relating to these advances was $228 and $244 for the six months ended November 30, 1996 and 1995, respectively.


4.   Related party transactions:

     Management and consulting fees are provided for services rendered by an officer/shareholder/director and firms deemed to be related parties of the Company as compensation for services to maintain the corporate books and records, investigate business opportunities for the Company, and to reimburse for expenses incurred in connection therewith. Management and consulting fees charged to operations were $30,000 and $30,000 for the six months ended November 30, 1996 and 1995, respectively.


5.   Distribution on common stock:

     The board of directors declared a partial liquidating dis-tribution of $1 per common share to all shareholders of record as of July 27, 1990.

     As of November 30, 1996, $106,696 of the distribution has not been claimed by certain shareholders.


6.   Income taxes:

     Effective June 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a change from the deferred to an asset/liability method of computing deferred income taxes. This change did not have a material effect on the Company's financial position or results of operations.

     The Company has available at November 30, 1996, unused operating loss carry forwards of approximately $30,000 and $46,000 which may be used against future Federal and state taxable income, respectively, expiring in 2010. The deferred tax asset and 100% valuation allowance related to these carry forwards are not material.

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


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          _________________________________________________

          The following discussion addresses the financial condition and results of operations of the Company as of November 30, 1996, and for the quarter and six months then ended compared with the same periods in the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis Section included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996 to which the reader is directed for additional information.

          During the second quarter and six months ended November
November 30, 1996, the Company remained non-operating with substantially all its assets consisting of cash equivalents. The
Company's officers are seeking to find a suitable candidate for merger or acquisition.

          Interest income decreased by $7,031 and $14,291, respectively, for the second quarter and six months compared with the same periods in the prior year due to lower interest rates and the repayment of the loan from the Company's president. General and administrative expenses increased by $494 and $1,833, respectively, for the second quarter and first six months of this year compared with the same periods in the prior year. The Company recorded net losses of $7,495 and $9,187, respectively, for the second quarter and six months of this year compared with a gain of $30 and a net loss of $588, respectively, for the same periods in the prior year resulting from the decrease in interest income and increased general and administrative expenses.


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

                              P.H.C., Inc.


Dated: January 14, 1997       By:/s/Albert M. Zlotnick
                                 ______________________________
                                 Albert M. Zlotnick
                                 President
                                 Chairman of the Board
                                 Chief Financial Officer
                                 and Chief Executive
                                 Officer