Form 10-Q
period 1997-02-28
PHC INC
filed 1997-04-15
CIK 225759

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended February 28, 1997 Commission File No. 0-8559


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

Item 1.  Financial Statements

                           P.H.C., INC.

                          BALANCE SHEETS

                                      February 28,         May 31,
                                            1997            1996
                                       ____________      _________
                                         (Unaudited)

ASSETS

Cash                                       $862,856       $838,203

Prepaid income taxes                             83             83

                                           ________      _________

                                           $862,939       $838,286
                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Due to affiliate (Note 3)                    $5,505         $5,505

Due to officer/director (Note 2)             60,720         13,995

Distribution payable (Note 5)               106,696        106,696

Accrued expenses                              7,404          6,999
                                           ________        _______

                                            180,325        133,195
                                           ________        _______

Shareholders' equity (Note 5):
   Common stock, $.10 par; authorized
   5,000,000 shares; issued and
   outstanding 2,295,788 shares             229,578        229,578

Additional paid in capital                  520,472        520,472

Deficit                                     (67,437)       (44,959)
                                          _________       ________

                                            682,613        705,091
                                          _________       ________

                                           $862,938       $838,286
                                          =========       ========

                See notes to financial statements.

                           P.H.C., INC.

               STATEMENT OF OPERATIONS AND DEFICIT

                           (UNAUDITED)


                                   Nine months ended                        Three months ended
                                   __________________                       ___________________

                            February 28,  February 29,        February 28,   February 29,
                                1997         1996                 1997           1996
                           ____________   ___________          ___________   ___________

Revenue, interest income
(Note 2)                       $ 27,108    $46,207              $  9,792    $ 14,600

General and administrative
expenses (Notes 3 and 4)                     49,586    48,877             $ 15,588       $ 16,712
                               ________     ______               _______     _______
Income (loss) before income
taxes                          (22,478)     (2,670)              (5,796)      (2,112)
Income taxes (Note 6)              -          -                     -            -
                               ________    _______              ________     _______

Net income (loss)              (22,478)     (2,670)             (5,796)       (2,112)

Deficit, beginning             (44,959)    (28,941)             61,641)      (29,499)
                               ________    ________             _______     _________

Deficit, ending               ($67,437)   ($31,611)             ($67,437)   ($31,611)

                              ========    =========             =========   =========
Earnings per share                 $0                        $0              $0             $0

                              ========        =========               =========             =========
Weighted average number of
shares outstanding            2,295,788    2,295,788           2,295,788    2,295,788

                              =========    =========           =========    ==== ====

                See notes to financial statements.

                           P.H.C., INC.

                     STATEMENT OF CASH FLOWS

                   Increase (decrease) in cash

                           (Unaudited)

                                      Nine months ended
                                      _________________

                                 February 28,   February 29,
                                    1997            1996
                                   ______           ______

Cash flows from operating activities:
  Net income (loss)                 $ (22,478)     $  (2,670)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
     Increase (Decrease) in accrued
      expenses                            406        (10,412)
                                     ________       ________

Net cash provided by (used in)
operating activities                  (22,072)       (13,082)
                                     ________       ________

Cash flows from investing activities:
  Net cash used in investing
  activities, advances to (from) officer/
  director, net                        46,725         13,082
                                     ________       ________

Net increase (decrease) in cash        24,653              0

Cash, beginning of period             838,203            674
                                     ________       ________

Cash, end of period                  $862,856       $    674
                                     ========       ========

                See notes to financial statements.

                           P.H.C., INC.

                  NOTES TO FINANCIAL STATEMENTS

               NINE MONTHS ENDED FEBRUARY 28, 1997

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

     Earnings per share:

     Earnings per share are computed on the weighted average number of common shares outstanding during each year (2,295,788 shares in 1997 and 1996).

     Presentation of financial statements:

     Except for the balance sheet as of May 31, 1996, the financial information furnished herein has not been audited by independent accountants; it reflects, however, all adjustments (consisting principally of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations and cash flows for the dates and periods noted.


2.   Due to officer/director:

     There are no formal repayment terms and the advance bears interest at the prime rate (8.25% at February 28, 1997). Interest expense relating to these advances was not material for the nine months ended February 28, 1997 and February 29, 1996.


3.   Due to affiliate:

     There are no formal repayment terms and the advances bear interest at the prime rate (8.25% at February 28, 1997). Interest expense relating to these advances was $342 and $358 for the nine months ended February 28, 1997 and February 29, 1996, respectively.


4.   Related party transactions:

     Management and consulting fees are provided for services rendered by an officer/shareholder/director and firms deemed to be related parties of the Company as compensation for services to maintain the corporate books and records, investigate business opportunities for the Company, and to reimburse for expenses incurred in connection therewith. Management and consulting fees charged to operations were $45,000 and $45,000 for the nine months ended February 28, 1997 and February 29, 1996, respectively.


5.   Distribution on common stock:

     The board of directors declared a partial liquidating distribution of $1 per common share to all shareholders of record as of July 27, 1990.

     As of February 28, 1997, $106,696 of the distribution has not been claimed by certain shareholders.


6.   Income taxes:

     Effective June 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a change from the deferred to an asset/liability method of computing deferred income taxes. This change did not have a material effect on the Company's financial position or results of operations.

     The Company has available at February 28, 1997, unused operating loss carry forwards of approximately $30,000 and $46,000 which may be used against future Federal and state taxable income, respectively, expiring in 2010. The deferred tax asset and 100% valuation allowance related to these carry forwards are not material.

     The Company is classified as a personal holding company for each year presented and is subject to a Federal tax on its undistributed earnings, in addition to any other income taxes payable. The personal holding company tax rates were 39.6% for 1997, 1996 and 1995 and 28% for all previous years.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          _________________________________________________

          The following discussion addresses the financial condition and results of operations of the Company as of February 28, 1997, and for the nine months then ended compared with the same period in the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis Section included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996 to which the reader is directed for additional information.

          During the nine months ended February 28, 1997, the Company remained non-operating with substantially all its assets consisting of cash equivalents. The Company's officers are seeking to find a suitable candidate for merger or acquisition.

          Interest income decreased by $19,099 for the nine months ended February 28, 1997 compared with the same period in the prior year due to lower interest rates and the repayment of the loan from the Company's president. General and administrative expenses increased by $709 for the nine months ended February 28, 1997 compared with the same period in the prior year. The Company recorded a net loss of $22,478 for the nine months ended February 28, 1997 compared with a net loss of $2,670 for the same period in the prior year resulting from the decrease in interest income and increased general and administrative expenses.


                    PART 2.  OTHER INFORMATION
                    __________________________


Item 6.   Exhibits and Reports on Form 8-K.
          ________________________________

          (a)  Exhibits:  Exhibit 27

          (b)  No reports on Form 8-K were filed during the quarter.


                            SIGNATURES
                            __________


          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              P.H.C., Inc.


Dated: April 15, 1997              By:/s/Albert M. Zlotnick
                                 ______________________________
                                 Albert M. Zlotnick
                                 President
                                 Chairman of the Board
                                 Chief Financial Officer
                                 and Chief Executive
                                 Officer