Form 10KSB
period 1998-05-31
PHC INC
filed 2001-01-22
CIK 225759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                    For the years ended May 31, 1998 and 1997

                          Commission File Number 0-8559

                                 P. H. C., INC.
             (Exact name of registrant as specified in its charter)

                               ------------------


           Minnesota                                       41-0843021
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

    301 City Avenue, Bala Cynwyd, PA                          19004
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)



       Registrant's telephone number, including area code: (610) 667-8225

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No__ [X]__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]

Revenues for the most recent fiscal year were $41,302.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock as of May 31, 1994, the last date on which price information was available from the National Quotation Bureau, Inc., was $130,588. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of March 5, 1999, there were issued and outstanding 2,295,788 shares of the registrant's Common Stock, par value $.10 per share.

                                     PART I

ITEM 1- BUSINESS

         P.H.C., Inc. (the "Company") was incorporated in April 1961, under the laws of the State of Minnesota. The original name of the Company was "Profile Extrusions, Inc". The name was changed to P.H.C., Inc. in March 1968. In January 1985, the Company was the surviving entity in a merger with a 90% owned subsidiary, Southern Diversified Industries, Inc., a Florida corporation, which had been inactive since 1982.

         The Company currently has no full-time employees. Its Chairman, President and Chief Executive Officer is Albert M. Zlotnick.

         At the present time, the Company has no business or operations. The Company is currently seeking merger or acquisition partners so as to best utilize the Company's cash and corporate structure.

ITEM 2 - PROPERTY

         The Company presently maintains its corporate and administrative offices at 301 City Avenue, Bala Cynwyd, PA. The Company utilizes a portion of the premises occupied by Davic Associates, an investment firm owned by Albert M. Zlotnick. Due to the curtailed nature of the Company's operations, Davic Associates has, until further notice, waived the payment of rent by the Company. No rent was paid in the years ended May 31, 1998 and 1997

ITEM 3 - LEGAL PROCEEDINGS

         The Company is not party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders by the Company during the year ended May 31, 1998 and 1997.


                                     PART II

ITEM 5 - MARKET OF THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDERS MATTERS

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

         As of March 5, 1999, the Company's common stock, $.10 par value, was held of record by approximately 700 record holders.

         Holders of the Company's common stock are entitled to receive dividends as and when they may be declared by the Company's Board of Directors. The Company did not pay a cash dividend on its common stock during its last two fiscal years and by reason of its present financial condition and contemplated financial requirements, the Company does not anticipate paying any cash dividends upon such stock in the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         The Company presently conducts no business except for necessary administrative matters and has ceased to be an operating company. As such, for the years ended May 31, 1998 and 1997, the Company had no revenues from operations. Given the virtual suspension of the Company's operations except for necessary administrative matters, the Company's officers have waived further compensation.

Results of Operations

         The Company had an increase in net income of $5,641 for the year ended May 31, 1998 compared with the year ended May 31, 1997 predominately due to an increase in interest income earned. The net decrease in general and administrative expenses of $508 for the year ended May 31, 1998 as compared to the year ended May 31, 1997 was primarily due to an increase in management fees of $8,000 and a decrease in professional fee expenses, resulting in a net income of $2,415 for the year ended May 31, 1998 compared with net loss of $3,226 for the year ended May 31, 1997.

Liquidity and Capital Resources

         During the year ended May 31, 1998, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income. As of May 31, 1998, the Company had working capital of $704,279. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.


Market Risk

         The Company's market risk includes the potential decrease in interest earned on its cash and cash equivalents arising from a decline in interest rates.

Forward-Looking Statements

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-KSB, and the Annual Report to Shareholders, Form 10- QSB or Form 8-K of the Company, or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Report Act of 1995. All forecasts and projections in this Form 10-KSB are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

         The Company wishes to caution investors that any forward looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing and international trading restrictions, customer product acceptance and continued access to capital markets and foreign currency risks. The Company wishes to caution investors that other factors may, in the future, prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

         Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to the Company's views as of the date the statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 7 - FINANCIAL STATEMENTS

         The Financial Statements of P.H.C., Inc. for the years ended May 31, 1998 and 1997 are included as part of this report following the signature page of this report:

         Cover page                                               F-1
         Independent Auditor's Report
           (Margolis & Company P.C.)                              F-3
         Balance sheet                                            F-4
         Statement of operations                                  F-5
         Statement of shareholders' equity                        F-6
         Statement of cash flows                                  F-7
         Notes to financial statements for the
           years ended May 31, 1998 and 1997                      F-8 & F-9


ITEM 8 - DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no disagreements with its independent accountants during the Company's most recent fiscal years.


                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

         The executive officers and directors of the Company are as follows:

       Name              Age                  Position
       ----              ---                  --------
Albert M. Zlotnick       75      Chairman, President and Chief Executive Officer
Robert Zlotnick          38      Assistant Secretary

         Albert M. Zlotnick has served as the Company's Chairman and President since 1967. Due to the curtailed nature of the Company's business activities, Mr. Zlotnick does not devote full time to the affairs of the Company. Mr. Zlotnick's primary occupation is as a private investor and financial consultant. Mr. Zlotnick currently serves as the Chairman of the Board of Directors of the following companies: Bala Cynwyd Corporation, Upward Technology Corporation, Robin Industries, Inc., Electronic Data Controls Corp. and Convention Centers, Inc. He also serves as a director of Comprehensive Holding Corporation, S.A. of Geneva, Switzerland.

         Robert Zlotnick is a psychologist and is the son of Albert M. Zlotnick. He has served as a director since April, 1993.

         The Company's By-Laws provide for the election of directors at the annual meeting of shareholders, such directors to hold office until the next annual meeting and until their successors are duly elected and qualified. The By-Laws also provide that the annual meeting of shareholders be held each year at such time, date and place as the Board of Directors shall determine by resolution. Directors may be removed at any time for cause by the Board of Directors and with or without cause by a majority of the votes cast by the shareholders entitled to vote for the election of directors.

         Officers will normally be elected at the annual meeting of the Board of Directors held immediately following the annual meeting of shareholders, to hold office for the term for which elected and until their successors are duly elected and qualified. Officers may be removed by the Board of Directors at any time with or without cause.

ITEM 10 - EXECUTIVE COMPENSATION

         Due to the reduced level of the Company's operations, no salary has been paid to any of the Company's executive officers during the years ended May 31, 1998 and 1997. During the years ended May 31, 1998 and 1997 the Company accrued management fees of $38,000 and $30,000 to its president and principle shareholder for his administrative services in maintaining the corporate books and records and in investigating possible merger and acquisition candidates for the Company.

         The Company does not presently have any option, bonus, retirement or profit sharing plan.

         The Company has not paid and does not presently propose to pay any director for acting in such capacity compensation, except for nominal sums for attending Board of Directors meetings and reimbursement for reasonable expenses in attending those meetings.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 5, 1999 by (i) each person or entity known by the Company to own beneficially 5% or more of its outstanding Common Stock,
(ii) each director, and (iii) each executive officer, and (iv) all directors and executive officers of the Company as a whole. Except as otherwise noted below, the listed beneficial owner has sole voting and investment power with respect to such shares and the address of the listed beneficial owner is that of the Company.

Name and Address                        No. of Shares Owned     Percent of Class
----------------                        -------------------     ----------------

Albert M. Zlotnick                            1,251,081              54.5%
301 City Avenue
Bala Cynwyd, PA 19004

Clayson, Inc.                                   250,000              10.9%
c/o Barry D. Rose
50 Bartor Rd.
Weston, Ontario Canada M9M2G5

Osterloh & Durham Insurance                     150,000               6.5%
   Brokers of North America, Inc.
P.O. Box 8400
Van Nuys, California 91406

All directors and executive                   1,251,081              54.5%
   officers as a group

         Robert Zlotnick, a Director of the Company by reason of being the son of Albert M. Zlotnick, could be deemed to be a beneficial owner of these shares owned by Albert M. Zlotnick, although Robert Zlotnick has no legal or equitable interest in such shares and disclaims beneficial ownership of such shares.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company utilizes a portion of the premises occupied by Davic Associates, with which Mr. Zlotnick is a principal. Due to the curtailed nature of the Company's operations Davic Associates has, until further notice, waived the payment of rent by the Company.

ITEM 13 - EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS

         (a) Exhibits:

         The following Exhibits are filed as part of this report. Where such filing is made by incorporation by reference (I/B/R), reference is made to Commission file number 0-8559 unless another statement or report is identified in parentheses.


Exhibit No.                  Description
-----------                  -----------
    3A            Articles of Incorporation of Registrant                  I/B/R
    3B            By - Laws of Registrant                                  I/B/R

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended May 31, 1998.

         (c) Financial Statements

         The financial statements and related notes of the Company begin on page F-1 in the appendix. The report of the independent certified public accountants on the Company's financial statements is on page F-3 in the appendix.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        P.H.C., INC.

                                        By: /s/ Albert M. Zlotnick
                                            -----------------------------------
                                            ALBERT M. ZLOTNICK, Chairman
                                            and Chief Executive Officer
                                            Dated: January 15, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


       Signature                Title                                Date
       ---------                -----                                ----

/s/ Albert M. Zlotnick   Chairman and Chief Executive Officer   January 15, 2001
----------------------   (Principal Executive Officer and
ALBERT M. ZLOTNICK       Principal Accounting Officer)

                                    PHC, INC.


                              FINANCIAL STATEMENTS


                               FOR THE YEARS ENDED
                              MAY 31, 1998 AND 1997

                                    PHC, INC.

                                TABLE OF CONTENTS
                    FOR THE YEARS ENDED MAY 31, 1998 AND 1997
--------------------------------------------------------------------------------







                                                                    Page
                                                                   Number
                                                                   ------


Independent Auditor's Report                                          2

Financial Statements:
   Balance sheet                                                      3
   Operations                                                         4
   Shareholders' equity                                               5
   Cash flows                                                         6
   Notes to financial statements                                    7 & 8

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
PHC, Inc.
Bala Cynwyd, PA

We have audited the accompanying balance sheet of PHC, Inc. as of May 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PHC, Inc. as of May 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                        Certified Public Accountants


Bala Cynwyd, PA
March 5, 1999

                                    PHC, INC.

                                  BALANCE SHEET
--------------------------------------------------------------------------------

                                                                       MAY 31,
                                                             --------------------------
                                                               1998              1997
                                                             --------          --------
                             ASSETS

Cash and cash equivalents                                    $912,465          $871,917
Prepaid income taxes                                            -                    83
                                                             --------          --------

                                                             $912,465          $872,000
                                                             ========          ========



            LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accrued expenses                                          $  6,473          $  8,572
   Due to shareholder                                          87,363            49,363
   Due to affiliate                                             7,654             5,505
   Distribution payable                                       106,696           106,696
                                                             --------          --------

           Total liabilities                                  208,186           170,136
                                                             --------          --------

Shareholders' equity:
   Common stock, $.10 par value; 5,000,000 shares
     authorized, 2,295,788 shares issued and outstanding      229,578           229,578
   Additional paid-in capital                                 520,472           520,472
   Accumulated deficit                                        (45,771)          (48,186)
                                                             --------          --------

           Net shareholders' equity                           704,279           701,864
                                                             --------          --------

                                                             $912,465          $872,000
                                                             ========          ========



The notes to financial statements are an integral part of the above statement.

                                    PHC, INC.

                             STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


                                                              YEAR ENDED
                                                                MAY 31,
                                                         1998            1997
                                                       -------          -------


Revenue, interest income                               $41,302          $36,169

General and administrative expenses                     38,887           39,395
                                                       -------          -------

Net income (loss)                                      $ 2,415          ($3,226)
                                                       =======          =======

Net income (loss) per share, basic and diluted         $     -          $     -
                                                       =======          =======













 The notes to financial statements are an integral part of the above statement.

                                    PHC, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                      ADDITIONAL
                                         COMMON        PAID-IN       ACCUMULATED
                                         STOCK         CAPITAL         DEFICIT
                                        --------      ----------     -----------


Balance, May 31, 1996                   $229,578       $520,472       ($44,960)


Net (loss) for year ended
   May 31, 1997                                                         (3,226)
                                        --------       --------       --------


Balance, May 31, 1997                    229,578        520,472        (48,186)


Net income for year ended
   May 31, 1998                                                          2,415
                                        --------       --------       --------


Balance, May 31, 1998                   $229,578       $520,472       ($45,771)
                                        ========       ========       ========
















The notes to financial statements are an integral part of the above statement.

                                    PHC, INC.

                             STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                       YEAR ENDED
                                                                         MAY 31,
                                                                  1998           1997
                                                                --------       --------
                       INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income (loss)                                            $  2,415       $ (3,226)
   Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
     Decrease in prepaid income taxes                                 83          -
     Increase (decrease) in accrued expenses                      (2,099)         1,573
                                                                --------       --------

           Net cash provided by (used in)
             operating activities                                    399         (1,653)
                                                               ---------      ---------

Cash flows from financing activities:
   Advances from shareholder                                      38,000         35,368
   Due to affiliate                                                2,149           -
                                                                --------       --------

           Net cash provided by financing activities              40,149         35,368
                                                                --------       --------


Net increase in cash and cash equivalents                         40,548         33,715


Cash and cash equivalents, beginning of year                     871,917        838,202
                                                                --------       --------


Cash and cash equivalents, end of year                          $912,465       $871,917
                                                                ========       ========








The notes to financial statements are an integral part of the above statement.

                                    PHC, INC.

                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 1998 AND 1997
--------------------------------------------------------------------------------


1.       Nature of Business and Summary of Significant Accounting Policies

         Nature of business - The Company presently conducts no business, but is searching for appropriate investment and acquisition opportunities. Its only income consists of interest from investment income.

         Earnings per share - The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes standards for computing basic and diluted earnings per share. Per share data is computed using the weighted average number of common shares outstanding. The weighted average number of common shares was 2,295,788 for each year.

         Cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

         Short-term investments potentially subject the Company to concentrations of credit risk. To limit this risk, the Company places its short-term cash investments with high credit quality financial institutions.

         The carrying value of the financial instruments, including cash and cash equivalents, approximates fair value as of May 31, 1998 and 1997, because of the short maturity of these financial instruments.

         Use of estimates - The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Recent accounting pronouncements - In June, 1997 and February, 1998, respectively, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," both of which are effective for fiscal years beginning after December 15, 1997. In June, 1998, the FASB also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after December 15, 1998. The adoption of these pronouncements will have no impact on the Company's results of operations, financial position, or cash flows.

         Income taxes - The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

                                    PHC, INC.

                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 1998 AND 1997
--------------------------------------------------------------------------------

2.       Due to Shareholder

         Due to shareholder is non-interest bearing with no formal repayment terms.


3.       Due to Affiliate

         There are no formal repayment terms and the advance is non-interest bearing.


4.       Management Fees

         The Company has agreed to compensate its president and principal shareholder for his services in maintaining the corporate books and records and in investigating possible merger and acquisition candidates for the Company, and to reimburse him for expenses incurred. Management fees of $38,000 and $30,000 were included in general and administrative expenses for the years ended May 31, 1998 and 1997, respectively.


5.       Distribution on Common Stock

         The Board of Directors declared a partial liquidating distribution of $1 per common share to all stockholders of record as of July 27, 1990.

         The distribution, which aggregated $2,295,788, was accounted for as follows:

         Distribution of retained earnings                            $  713,302
         Return of investment (charged to additional paid-in
           capital)                                                    1,582,486
                                                                      ----------
                                                                      $2,295,788
                                                                      ==========
         As of May 31, 1998 and 1997, $106,696 of distribution had not been claimed by certain stockholders.


6.       Income Taxes

         The Company is classified as a personal holding company for federal income tax purposes for each of the years presented. The Company is subject to a federal tax equal to 39.6% of its undistributed earnings, in addition to any other income taxes payable.

         At May 31, 1998, the Company had net operating loss carryforwards of approximately $30,000 which will expire in years 2008 through 2010 for federal income tax purposes. For personal holding company tax purposes, only the preceding year's net operating loss is allowed to reduce undistributed personal holding company income.

         A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance provided effectively eliminated the deferred tax asset resulting from net operating loss carryforwards.