Form 10KSB
period 1999-05-31
PHC INC
filed 2001-01-22
CIK 225759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                         For the year ended May 31, 1999

                          Commission File Number 0-8559

                                 P. H. C., INC.
             (Exact name of registrant as specified in its charter)

                                 --------------


         Minnesota                                  41-0843021
         ---------                                  ----------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

301 City Avenue, Bala Cynwyd, PA                        19004
--------------------------------                        -----
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (610) 667-8225

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No__ [X]__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]

Revenues for the most recent fiscal year were $40,232.

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

As of January 14, 2000, there were issued and outstanding 2,295,788 shares of the registrant's Common Stock, par value $.10 per share.

                                     PART I

ITEM 1- BUSINESS

         P.H.C., Inc. ( the "Company") was incorporated in April 1961, under the laws of the State of Minnesota. The original name of the Company was "Profile Extrusions, Inc". The name was changed to P.H.C., Inc. in March 1968. In January 1985, the Company was the surviving entity in a merger with a 90% owned subsidiary, Southern Diversified Industries, Inc., a Florida corporation, which had been inactive since 1982.

         The Company currently has no full-time employees. Its Chairman, President and Chief Executive Officer is Albert M. Zlotnick.

         At the present time, the Company has no business or operations. The Company is currently seeking merger or acquisition partners so as to best utilize the Company's cash and corporate structure.

ITEM 2 - PROPERTY

         The Company presently maintains its corporate and administrative offices at 301 City Avenue, Bala Cynwyd, PA. The Company utilizes a portion of the premises occupied by Davic Associates, an investment firm owned by Albert M. Zlotnick. Due to the curtailed nature of the Company's operations, Davic Associates has, until further notice, waived the payment of rent by the Company. No rent was paid in the years ended May 31, 1999 and 1998.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is not party to any material legal proceedings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders by the Company during the years ended May 31, 1999 and 1998.

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

         As of January 14, 2000, the Company's common stock, $.10 par value, was held of record by approximately 700 record holders.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

           The Company presently conducts no business except for necessary administrative matters and has ceased to be an operating company. As such, for the years ended May 31, 1999 and 1998, the Company had no revenues from operations. Given the virtual suspension of the Company's operations except for necessary administrative matters, the Company's officers have waived further compensation.

Results of Operations

         The Company had an increase in net income of $1,199 for the year ended May 31, 1999 compared with the year ended May 31, 1998 predominately due to a decrease in general and administrative expenses of $2,269 resulting from the decrease in management fees. Interest income decreased by $1,070 resulting in a net income of $3,614 for the year ended May 31, 1999 compared with net income of $2,415 for the year ended May 31, 1998.

Liquidity and Capital Resources

           During the year ended May 31, 1999, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income. As of May 31, 1999, the Company had working capital of $707,893. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

Market Risk

         The Company's market risk includes the potential decrease in interest earned on its cash and cash equivalents arising from a decline in interest rates.

Forward-Looking Statements

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-KSB, and the Annual Report to Shareholders, Form 10-QSB or Form 8-K of the Company, or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Report Act of 1995. All forecasts and projections in this Form 10-KSB are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

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


ITEM  7 - FINANCIAL STATEMENTS

         The Financial Statements of P.H.C., Inc. for the years ended May 31, 1999 and 1998 are included as part of this report following the signature page of this report:

         Cover page                                          F-1
         Independent Auditor's Report
           (Margolis & Company P.C.)                         F-3
         Balance sheet                                       F-4
         Statement of operations                             F-5
         Statement of shareholders' equity                   F-6
         Statement of cash flows                             F-7
         Notes to financial statements for the
           years ended May 31, 1999 and 1998                 F-8 & F-9


ITEM 8 - DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no disagreements with its independent accountants during the Company's most recent fiscal years.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

         The executive officers and directors of the Company are as follows:

       Name            Age                    Position
       ----            ---                    --------
Albert M. Zlotnick     76      Chairman, President and Chief Executive Officer
Robert Zlotnick        39      Assistant Secretary

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

ITEM 10 - EXECUTIVE COMPENSATION

         Due to the reduced level of the Company's operations, no salary has been paid to any of the Company's executive officers during the years ended May 31, 1999 and 1998. During the years ended May 31, 1999 and 1998 the Company accrued management fees of $36,000 and $38,000 to its president and principle shareholder for his administrative services in maintaining the corporate books and records and in investigating possible merger and acquisition candidates for the Company.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of Common Stock as of January 14, 2000 by (i) each person or entity known by the Company to own beneficially 5% or more of its outstanding Common Stock, (ii) each director, and (iii) each executive officer, and (iv) all directors and executive officers of the Company as a whole. Except as otherwise noted below, the listed beneficial owner has sole voting and investment power with respect to such shares and the address of the listed beneficial owner is that of the Company.

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


Exhibit No.                         Description
-----------                         -----------
    3A            Articles of Incorporation of Registrant              I/B/R
    3B            By - Laws of Registrant                              I/B/R

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended May 31, 1999.

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



                                              P.H.C., INC.


                                    By: /s/ Albert M. Zlotnick
                                        -------------------------------------
                                        ALBERT M. ZLOTNICK, Chairman
                                        and Chief Executive Officer
                                        Dated: January 17, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

         Signature                      Title                                  Date
         ---------                      -----                                  ----
/s/ Albert M. Zlotnick         Chairman and Chief Executive Officer       January 17, 2001
----------------------         (Principal Executive Officer and
ALBERT M. ZLOTNICK              Principal Accounting Officer)

                                    PHC, INC.


                              FINANCIAL STATEMENTS


                               FOR THE YEARS ENDED
                              MAY 31, 1999 AND 1998

                                    PHC, INC.

                                TABLE OF CONTENTS
                    FOR THE YEARS ENDED MAY 31, 1999 AND 1998
------------------------------------------------------------------------------
















                                                            PAGE
                                                           NUMBER
                                                           ------
Independent Auditor's Report                                 F-3

Financial Statements:
   Balance sheet                                             F-4
   Operations                                                F-5
   Shareholders' equity                                      F-6
   Cash flows                                                F-7
   Notes to financial statements                          F-8 & F-9

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
PHC, Inc.
Bala Cynwyd, PA

We have audited the accompanying balance sheet of PHC, Inc. as of May 31, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PHC, Inc. as of May 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






                                                 Certified Public Accountants


Bala Cynwyd, PA
January 14, 2000

                                    PHC, INC.

                                  BALANCE SHEET
-------------------------------------------------------------------------------









                                                                                          MAY 31,
                                                                                 1999              1998
                                                                               ---------         ---------
                                                       ASSETS

Cash and cash equivalents                                                       $947,606          $912,465
                                                                                --------          --------

                                                                                $947,606          $912,465
                                                                                ========          ========



                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accrued expenses                                                             $  2,000          $  6,473
   Due to shareholder                                                            123,363            87,363
   Due to affiliate                                                                7,654             7,654
   Distribution payable                                                          106,696           106,696
                                                                                --------          --------

           Total liabilities                                                     239,713           208,186
                                                                                --------          --------

Shareholders' equity:
   Common stock, $.10 par value; 5,000,000 shares
     authorized, 2,295,788 shares issued and outstanding                         229,578           229,578
   Additional paid-in capital                                                    520,472           520,472
   Accumulated deficit                                                           (42,157)          (45,771)
                                                                                --------          --------

           Net shareholders' equity                                              707,893           704,279
                                                                                --------          --------

                                                                                $947,606          $912,465
                                                                                ========          ========























The notes to financial statements are an integral part of the above statement.

                                    PHC, INC.

                             STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------














                                                                YEAR ENDED
                                                                  MAY 31,
                                                             1999       1998
                                                           ---------  ---------


Revenue, interest income                                   $40,232     $41,302


General and administrative expenses                         36,618      38,887
                                                           -------     -------


Net income                                                 $ 3,614     $ 2,415
                                                           =======     =======


Net income (loss) per share, basic and diluted             $  --       $  --
                                                           =======     =======

































The notes to financial statements are an integral part of the above statement.

                                    PHC, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------














                                                                       ADDITIONAL
                                                       COMMON           PAID-IN          ACCUMULATED
                                                       STOCK            CAPITAL            DEFICIT
                                                     ---------       -------------       -----------
Balance, May 31, 1997                                 $229,578          $520,472          ($48,186)


Net income for year ended
   May 31, 1998                                                                              2,415
                                                      --------          --------          --------


Balance, May 31, 1998                                  229,578           520,472           (45,771)


Net income for year ended
   May 31, 1999                                                                              3,614
                                                     --------          --------           --------


Balance, May 31, 1999                                $229,578          $520,472           ($42,157)
                                                     ========          ========           ========




























 The notes to financial statements are an integral part of the above statement.

                                    PHC, INC.

                             STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------






                                                                        YEAR ENDED
                                                                          MAY 31,
                                                                 1999               1998
                                                              ----------         ----------
                                             INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income                                                 $   3,614           $   2,415
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Decrease in prepaid income taxes                              --                    83
     (Decrease) in accrued expenses                              (4,473)             (2,099)
                                                              ---------           ---------

           Net cash provided by (used in)
             operating activities                                  (859)                399
                                                              ---------           ---------

Cash flows from financing activities:
   Advances from shareholder                                     36,000              38,000
   Due to affiliate                                                --                 2,149
                                                              ---------           ---------

           Net cash provided by financing activities             36,000              40,149
                                                              ---------           ---------


Net increase in cash and cash equivalents                        35,141              40,548


Cash and cash equivalents, beginning of year                    912,465             871,917
                                                              ---------           ---------


Cash and cash equivalents, end of year                        $ 947,606           $ 912,465
                                                              =========           =========


























 The notes to financial statements are an integral part of the above statement.

                                    PHC, INC.

                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 1999 AND 1998
------------------------------------------------------------------------------

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

         The carrying value of the financial instruments, including cash and cash equivalents, approximates fair value as of May 31, 1999 and 1998, because of the short maturity of these financial instruments.

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

                                    PHC, INC.

                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 1999 AND 1998
------------------------------------------------------------------------------

2.       Due to Shareholder

         Due to shareholder is non-interest bearing with no formal repayment terms.


3.       Due to Affiliate

         There are no formal repayment terms and the advance is non-interest bearing.


4.       Management Fees

         The Company has agreed to compensate its president and principal shareholder for his services in maintaining the corporate books and records and in investigating possible merger and acquisition candidates for the Company, and to reimburse him for expenses incurred. Management fees of $36,000 and $38,000 were included in general and administrative expenses for the years ended May 31, 1999 and 1998, respectively.


5.       Distribution on Common Stock

         The Board of Directors declared a partial liquidating distribution of $1 per common share to all stockholders of record as of July 27, 1990.

         The distribution, which aggregated $2,295,788, was accounted for as follows:

         Distribution of retained earnings                            $  713,302
         Return of investment (charged to additional paid-in capital)  1,582,486
                                                                       ---------
                                                                      $2,295,788

         As of May 31, 1999 and 1998, $106,696 of distribution had not been claimed by certain stockholders.


6.       Income Taxes

         The Company is classified as a personal holding company for federal income tax purposes for each of the years presented. The Company is subject to a federal tax equal to 39.6% of its undistributed earnings, in addition to any other income taxes payable.

         At May 31, 1999, the Company had net operating loss carryforwards of approximately $26,000 which will expire in years 2008 through 2010 for federal income tax purposes. For personal holding company tax purposes, only the preceding year's net operating loss is allowed to reduce undistributed personal holding company income.

         A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance provided effectively eliminated the deferred tax asset resulting from net operating loss carryforwards.